Form 10-Q
period 2026-03-31
Metals Acquisition Corp. II
filed 2026-05-13
CIK 2107724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43188

METALS ACQUISITION CORP. II

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Maples Corporate Services Limited

PO Box 309

Ugland House

Grand Cayman, KY1-1104

Cayman Islands

(Address of principal executive offices)

+1 345 814 5303

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	MTAL.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	MTAL	New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	MTAL WS	New York Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 13, 2026, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

METALS ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

METALS ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$2,161,330	$—
Prepaid expenses	15,387	25,000
Short term prepaid insurance	82,409	—
Total Current Assets	2,259,126	25,000

Deferred offering costs	—	107,072
Long term prepaid insurance	77,536	—
Cash held in Trust Account	230,333,883	—
Total Assets	$232,670,545	$132,072

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity
Liabilities
Current liabilities
Accrued expenses	$20,798	$7,221
Accrued offering costs	150,824	78,172
Promissory note – related party	—	43,168
Total Current liabilities	171,622	128,561

Deferred underwriting fee payable	9,200,000	—
Total Liabilities	9,371,622	128,561

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 and no shares at redemption value of $10.01 and $0 per share as of March 31, 2026 and December 31, 2025, respectively	230,333,883	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 and no shares subject to possible redemption) as of March 31, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of March 31, 2026 and December 31, 2025 (1)	767	767
Additional paid-in capital	—	24,233
Accumulated deficit	(7,035,727)	(21,489)
Total Shareholders’ (Deficit) Equity	(7,034,960)	3,511
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity	$232,670,545	$132,072

(1)	As of December 31, 2025, included up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 5). On March 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

METALS ACQUISITION CORP. II

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative expenses	$156,571
Loss from operations	(156,571)

Other income:
Interest earned on cash held in Trust Account	333,883

Net income	$177,312

Basic weighted average shares outstanding, Class A redeemable ordinary shares	4,600,000

Basic net income per share, Class A redeemable ordinary shares	$0.02

Diluted weighted average shares outstanding, Class A redeemable ordinary shares	4,600,000

Diluted net income per share, Class A redeemable ordinary shares	$0.01

Basic weighted average shares outstanding, Class B non-redeemable ordinary shares (1)	6,866,667

Basic net income per share, Class B non-redeemable ordinary shares	$0.02

Diluted weighted average shares outstanding, Class B non-redeemable ordinary shares	7,666,667

Diluted net income per share, Class B non-redeemable ordinary shares	$0.01

(1)	Up to March 13, 2026, excluded 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 5). On March 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

METALS ACQUISITION CORP. II

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — December 31, 2025	—	$—	7,666,667	$767	$24,233	$(21,489)	$3,511

Sale of 5,066,666 Private Placement Warrants	—	—	—	—	7,600,000	—	7,600,000

Fair value of Public Warrants at issuance	—	—	—	—	3,020,667	—	3,020,667

Allocated value of transaction costs to Class A shares	—	—	—	—	(211,721)	—	(211,721)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(10,433,179)	(7,191,550)	(17,624,729)

Net income	—	—	—	—	—	177,312	177,312

Balance – March 31, 2026 (Unaudited)	—	$—	7,666,667	$767	$—	$(7,035,727)	$(7,034,960)

(1)	As of December 31, 2025, included up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 5). On March 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

METALS ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$177,312
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operating costs through promissory note	95,682
Interest earned on cash held in Trust Account	(333,883)
Changes in operating assets and liabilities:
Prepaid expenses	4,507
Short term prepaid insurance	(82,409)
Long term prepaid insurance	(77,536)
Accrued expenses	13,568
Net cash used in operating activities	(202,759)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,399,999
Proceeds from sale of Private Placement Warrants	7,600,000
Repayment of promissory note - related party	(277,312)
Payment of offering costs	(358,598)
Net cash provided by financing activities	232,364,089

Net Change in Cash	2,161,330
Cash – Beginning of period	—
Cash – End of period	$2,161,330

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs and accounts payable	$157,017
Offering costs paid through promissory note – related party	$138,462
Offering costs applied to prepaid services	$5,106
Deferred underwriting fee payable	$9,200,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Metals Acquisition Corp. II (the “Company”) is a blank check company incorporated in the Cayman Islands on November 28, 2025. The Company was incorporated for the purpose of entering into a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from November 28, 2025 (inception) through March 31, 2026 relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is MAC Partners LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 11, 2026. On March 13, 2026, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units”), which includes the full exercise by the underwriters of their over-allotment option of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (each “Public Warrant”, and collectively the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,066,666 Private Placement Warrants (each “Private Placement Warrant”, collectively the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,600,000.  Of those 5,066,666 Private Placement Warrants, the Sponsor purchased 3,533,333 Private Placement Warrants, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (“Cohen” or the “Representative”) purchased 1,226,666 Private Placement Warrants, Jett Capital Advisors, LLC purchased 230,000 Private Placement Warrants and Sternship Advisers Pty Ltd purchased 76,667 Private Placement Warrants.

Transaction costs amounted to $14,481,900, consisting of $4,600,000 of cash underwriting fees, $9,200,000 of deferred underwriting fees, and $681,900 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes paid or payable on the interest earned on the Trust Account) on the date of the execution of a definitive agreement into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Following the closing of the Initial Public Offering, on March 13, 2026, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in the trust account (the “Trust Account”), with U.S.-based trust account, Continental Stock Transfer & Trust Company, acting as trustee. The funds held in the Trust Account are invested, at the Company’s election, in in (i) U.S. government treasury obligations with a maturity of 185 days or less, (ii) money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, or (iii) interest-bearing demand deposit accounts or cash held in deposit accounts, in each case until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirements. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations and up to $100,000 of interest to pay liquidation expenses). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

The Company will proceed with a Business Combination only if the majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed to waive redemption rights with respect to any Founder Shares (as defined in Note 5) held and any Public Shares they may acquire during or after the Initial Public Offering in connection with the completion of Business Combination, except that Public Shares held by the initial shareholder will be subject to mandatory redemption upon any diminution of the Trust Account in connection with an extension, and such shares will be entitled to redemption at a price equal to the per share redemption value then held in the Trust Account in connection therewith.

The Company will have until 24 months from the closing of the Initial Public Offering to complete a Business Combination (the “completion window”). However, if the Company anticipates that it may not be able to consummate a Business Combination within 24 months from the closing of the Initial Public Offering, the Company may, but is not obligated to, by resolution of the board if requested by the initial shareholder, extend the period of time to consummate a Business Combination the Company may seek shareholder approval to amend the amended and restated memorandum and articles of association to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of Public Shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of taxes paid or payable (excluding any 1% U.S. federal excise tax on stock repurchases under the Inflation Reduction Act of 2022, or similar tax, that is imposed on the Company, if any) and up to $100,000 of interest to pay liquidation expenses) and not previously released to the Company pursuant to permitted withdrawals, divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law. For the avoidance of doubt, the time to complete a Business Combination shall not be extended beyond 24 months without a shareholder vote. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the completion window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement (except for the Company’s independent registered public accounting firm), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes paid or payable and up to $100,000 of interest to pay liquidation expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Liquidity and Capital Resources

The Company’s liquidity needs up to March 31, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (the “Promissory Note”) (see Note 5) and the proceeds from the sale of Private Placement Warrants in a private placement to the Sponsor, Cohen & Company Capital Markets, Jett Capital Advisors, LLC and Sternship Advisers Pty Ltd. At March 31, 2026, the Company had cash of $2,161,330 and a working capital surplus of $2,087,504.

In connection with the Company’s assessment of going concern in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern”, the Company does not believe it will need to raise additional funds in order to meet the expenditures required to operate its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Warrants, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 12, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 19, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $2,161,330 and $0 and did not have any cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of March 31, 2026, the assets held in the Trust Account, amounting to $230,333,883, were held in an interest-bearing deposit account. At December 31, 2025, there were no assets held in the Trust Account.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the condensed balance sheets date that are directly related to the Initial Public Offering. Offering costs are charged to temporary equity or permanent equity based upon the relative fair value of the proceeds received from the Units sold upon the completion of the Initial Public Offering. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, are charged to operations. Offering costs are charged to temporary equity or permanent equity based upon the relative fair value of the proceeds received from the financial instruments sold upon completion of the Initial Public Offering and Private Placement.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Income Taxes (“ASC 740”). FASB ASC Topic 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. FASB ASC Topic 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

FASB ASC Topic 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for unaudited condensed financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. FASB ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed financial statements. Since the Company was incorporated on November 28, 2025, the evaluation was performed for the upcoming 2025 tax year which will be the only period subject to examination.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no direct taxes in the Cayman Islands, and accordingly, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Warrant Instruments

The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, Derivatives and Hedging. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. At December 31, 2025, there were no Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(3,020,667)
Public Shares issuance costs	(14,270,179)
Plus:
Remeasurement of carrying value to redemption value	17,624,729
Class A ordinary shares subject to possible redemption, March 31, 2026	$230,333,883

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, Class A ordinary Shares and Class B ordinary shares, par value $0.0001 (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of Ordinary Shares. This presentation assumes a Business Combination as the most likely outcome. Net income per Ordinary Share is calculated by dividing the net income by the weighted average Ordinary Shares outstanding for the respective period.

The calculation of diluted net income per Ordinary Share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 12,733,333 Class A ordinary shares in the calculation of diluted income per Ordinary Share, because their exercise is contingent upon future events.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of the Over-Allotment Option. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with FASB ASC Topic 480-10-S99-3A, “Distinguishing Liabilities from Equity” (“ASC 480-10-S99”), the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share.

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2026
	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$71,131	$106,181
Denominator:
Basic weighted average ordinary shares outstanding	4,600,000	6,866,667
Basic net income per ordinary share	$0.02	$0.02

	For the Three Months Ended March 31, 2026
	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$66,492	$110,820
Denominator:
Diluted weighted average ordinary shares outstanding	4,600,000	7,666,667
Diluted net income per ordinary share	$0.01	$0.01

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on November 28, 2025, inception.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering on March 13, 2026, the Company sold 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,066,666 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,600,000. Of those 5,066,666 Private Placement Warrants, the Sponsor purchased 3,533,333 Private Placement Warrants, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (“Cohen”) purchased 1,226,666 Private Placement Warrants, Jett Capital Advisors, LLC purchased 230,000 Private Placement Warrants and Sternship Advisers Pty Ltd purchased 76,667 Private Placement Warrants.

A portion of the proceeds from the sale of the Private Placement Warrants was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 13, 2025, the Sponsor was issued 7,666,667 Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000, or approximately $0.003 per share, paid to cover certain expenses on behalf of the Company. The Founder Shares include an aggregate of up to 1,000,000 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the Initial Public Offering . On March 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture.

The Founder Shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the units being sold in this offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights, (iii) in connection with their receipt of Founder Shares and/or Private Placement Warrants and their appointment as directors and/or officers, as applicable, the Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed, for no additional consideration, to (A) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (1) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the completion window or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Company’s initial Business Combination within the completion window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account, and vote any Founder Shares held by them and any Public Shares purchased during or after this offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination, (iv) the Founder Shares are automatically convertible into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the Company’s initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the amended and restated memorandum and articles of association, and (v) prior to the closing of the Company’s initial Business Combination, only holders of Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our amended and restated memorandum and articles of association or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The Founder Shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of this offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor and the underwriters), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Company’s initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Company’s Sponsor or any of its affiliates or to the Company’s officers and directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

With certain limited exceptions, the Founder Shares are not transferable, assignable or saleable (except to the Company’s officers and directors and other persons or entities affiliated with the Company’s Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) 180 days after the completion of the Company’s initial Business Combination or earlier if, subsequent to our initial Business Combination, the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the closing of our initial Business Combination, and (B) the date following the completion of the Company’s initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On December 12, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2026 or the date on which the Company consummates the Initial Public Offering of its securities. As of March 31, 2026 and December 31,2025, the Company had borrowed $277,312 and $43,168, respectively, which has been paid in full by the Company at the closing of the Initial Public Offering and the borrowings under the promissory note are no longer available.

Administrative Support Agreement

Commencing on March 11, 2026, the date that the Company’s securities are first listed in New York Stock Exchange, the Company’s Sponsor agreed to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $20,000 per month during the 24-month period to complete a Business Combination. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. As of March 31, 2026, $20,000 has been incurred and paid for these services.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Warrants, at a price of $1.50 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of March 31, 2026 and December 31, 2025.

NOTE 6. COMMITMENTS

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Pursuant to the underwriting agreement, the Sponsor and the executive officers and directors have agreed that, for a period of 180 days from the date of the Initial Public Offering, they will not, without the prior written consent of the representative, offer, sell, contract to sell, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any units, warrants, ordinary shares or any other securities convertible into, or exercisable or exchangeable for, any units, ordinary shares, Founder Shares or warrants, subject to certain exceptions. The representatives in their discretion may release any of the securities subject to these lock-up agreements at any time without notice, other than in the case of the officers and directors, which shall be with notice. The Sponsor, officers and directors are also subject to separate transfer restrictions on their Founder Shares and Private Placement Warrants pursuant to the letter agreement described herein.

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On March 13, 2026, the underwriters elected to fully exercise their over-allotment option to purchase an additional 3,000,000 Units.

The underwriters were entitled to a cash underwriting discount of $4,600,000 (2.0% of the gross proceeds of the Units sold in the Initial Public Offering) which was paid at the Initial Public Offering.

Additionally, the underwriters are entitled to a deferred underwriting discount of 4.00% of the gross proceeds of the Initial Public Offering held in the Trust Account, $9,200,000 in the aggregate, upon the completion of the Company’s Initial Business Combination subject to the terms of the underwriting agreement.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026, there were no Class A ordinary shares issued or outstanding, excluding 23,000,000 shares subject to possible redemption. At December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 7,666,667 Class B ordinary shares issued and outstanding.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Prior to the closing of the initial Business Combination, only holders of Class B ordinary shares (i) will have the right to appoint and remove directors prior to or in connection with the completion of the initial Business Combination and (ii) will be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our amended and restated memorandum and articles of association or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). On any other matters submitted to a vote of shareholders prior to or in connection with the completion of the initial Business Combination, holders of the Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, except as required by law.

The Founder Shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of a Business Combination, and may be converted at any time prior to the Business Combination, at the option of the holder, on a one-for-one basis (unless otherwise provided in the Business Combination agreement), subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, approximately 25% of the sum of (i) the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor and the underwriters), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers and directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders prior to or in connection with an initial Business Combination.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Warrants — As of March 31, 2026, there were 12,733,333 Warrants outstanding, including 7,666,667 Public Warrants and 5,066,666 Private Placement Warrants. At December 31, 2025, there were no warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which this prospectus forms a part or a new registration statement covering the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use the Company’s commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Once the warrant become exercisable, the Company may call the warrants for redemption for cash:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption;

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Warrants”) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company for cash, the Company may exercise the redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholder or its affiliates, without taking into account any Founder Shares or Private Placement Shares held by the initial shareholder or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination. The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants being sold as part of the units in the Initial Public Offering.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Public Warrants is $3,020,667, or $0.39 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

March 13, 2026
Underlying stock price	$9.99
Exercise price	$11.50
Volatility	5.00%
Risk-free rate	3.99%
Weighted term (years)	7.00
Implied market adjustment	28.7%

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their unaudited condensed financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Executive Chair, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Cash	$2,161,330	$—
Cash held in Trust Account	$230,333,883	$—

For the Three Months Ended March 31, 2026
General and administrative expenses	$156,571
Interest earned on cash held in Trust Account	$333,883

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

The CODM reviews interest earned on cash held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after March 31, 2026 up to the date that the unaudited condensed financial statements were issued.

Subsequent to March 31, 2026, the Company directed Continental Stock Transfer & Trust Company, as trustee, to reinvest the funds held in the Trust Account from an interest-bearing demand deposit account into U.S. government treasury obligations with a maturity of 185 days or less, in accordance with the investment options permitted under the Trust Agreement. This change does not affect the amount held in the Trust Account or the Company's ability to complete a Business Combination within the completion window.

Based on this review, other than as described above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Metals Acquisition Corp. II References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to MAC Partners LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on November 28, 2025 formed for the purpose of entering into a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 28, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $177,312, which consists of interest income on cash held in the Trust Account of $333,883, offset by general and administrative expenses of $156,571.

Liquidity and Capital Resources

On March 13, 2026, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 5,066,666 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,600,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Public Warrants, a total of $230,000,000 was placed in the Trust Account. We incurred $14,481,900, consisting of $4,600,000 of cash underwriting fee, $9,200,000 of deferred underwriting fee, and $681,900 of other offering costs.

For the three months ended March 31, 2026, cash used in operating activities was $202,759. Net income of $177,312 was affected by interest earned on cash held in the Trust Account of $333,883 and payment of operating costs through promissory note $95,682. Changes in operating assets and liabilities used $141,870 of cash for operating activities.

As of March 31, 2026, we had cash held in the Trust Account of $230,333,883 (including $333,883 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (net of taxes paid or payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $2,161,330. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Warrants, at a price of $1.50 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement made by the Company Sponsor’s to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor $20,000 per month during the 24-month period to complete a Business Combination. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees.

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Warrants issued in a private placement simultaneously with the closing of the Initial Public Offering and the Class A Ordinary Shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement signed on March 11, 2026.

The underwriters were entitled to a cash underwriting discount of $4,600,000 (2.0% of the gross proceeds of the Units sold in the Initial Public Offering) which was paid at the Initial Public Offering.

Additionally, the underwriters are entitled to a deferred underwriting discount of 4.00% of the gross proceeds of the Initial Public Offering held in the Trust Account, $9,200,000 in the aggregate, upon the completion of the Company’s Initial Business Combination subject to the terms of the underwriting agreement.

Critical Accounting Estimates and Standards

The preparation of the financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our financial statements and notes thereto included elsewhere in this Report could be materially affected. One of the more significant accounting estimates included in the unaudited condensed financial statements included elsewhere in this Quarterly Report is the determination of the fair value of the Public Warrants and Private Placement Warrants issued during the consummation of our Initial Public Offering and Private Placement. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on November 28, 2025, inception.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 13, 2026, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Cohen & Company Capital Markets acted as lead book-running manager and Jett Capital Advisors, LLC acted as co-manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-293143). The Securities and Exchange Commission declared the registration statements effective on March 11, 2026.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 5,066,666 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,600,000. Of those 5,066,666 Private Placement Warrants, the Sponsor purchased 3,533,333 Private Placement Warrants, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (“Cohen”) purchased 1,226,666 Private Placement Warrants, Jett Capital Advisors, LLC purchased 230,000 Private Placement Warrants and Sternship Advisers Pty Ltd purchased 76,667 Private Placement Warrants.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Warrant, an aggregate of $230,000,000 was placed in the Trust Account.

We paid a total of $14,481,900, consisting of $4,600,000 of cash underwriting fee, $9,200,000 of deferred underwriting fee, and $681,900 of other offering costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated March 11, 2026, by and between the Company and the Representative (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K (File No. 001-43188), filed with the SEC on March 16, 2026).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-43188), filed with the SEC on March 16, 2026).
4.1	Warrant Agreement, dated March 11, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-43188), filed with the SEC on March 16, 2026).
10.1	Letter Agreement, dated March 11, 2026, by and among the Company, its executive officers, its directors and the Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-43188), filed with the SEC on March 16, 2026).
10.2	Investment Management Trust Agreement, dated March 11, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-43188), filed with the SEC on March 16, 2026).
10.3	Registration Rights Agreement, dated March 11, 2026, by and among the Company, the Sponsor and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-43188), filed with the SEC on March 16, 2026).
10.4	Private Placement Warrants Purchase Agreement, dated March 11, 2026, by and among the Company, the Sponsor and Sternship (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-43188), filed with the SEC on March 16, 2026).
10.5	Private Placement Warrants Purchase Agreement, dated March 11, 2026, by and among the Company, Cohen and Jett Capital Advisors, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (File No. 001-43188), filed with the SEC on March 16, 2026).
10.6	Administrative Services and Indemnification Agreement, dated March 11, 2026, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (File No. 001-43188), filed with the SEC on March 16, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALS ACQUISITION CORP. II

Date: May 13, 2026	By:	/s/ Michael James McMullen
	Name:	Michael James McMullen
	Title:	Director and Executive Chair
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Morné Engelbrecht
	Name:	Morné Engelbrecht
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)