Form 10-Q
period 2026-06-30
Metals Acquisition Corp. II
filed 2026-08-12
CIK 2107724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 12, 2026, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

METALS ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

METALS ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$1,889,425	$—
Prepaid expenses	65,200	25,000
Short term prepaid insurance	89,091	—
Total Current Assets	2,043,716	25,000

Deferred offering costs	—	107,072
Long term prepaid insurance	56,933	—
Cash and marketable securities held in Trust Account	232,411,975	—
Total Assets	$234,512,624	$132,072

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity
Liabilities
Current liabilities
Accrued expenses	$143,941	$7,221
Accrued offering costs	115,000	78,172
Promissory note – related party	—	43,168
Total Current liabilities	258,941	128,561

Deferred legal fee	3,615	—
Deferred underwriting fee payable	9,200,000	—
Total Liabilities	9,462,556	128,561

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 and 0 shares at redemption value of $10.10 and $0 per share as of June 30, 2026 and December 31, 2025, respectively	232,411,975	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (1)	767	767
Additional paid-in capital	—	24,233
Accumulated deficit	(7,362,674)	(21,489)
Total Shareholders’ (Deficit) Equity	(7,361,907)	3,511
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity	$234,512,624	$132,072

(1)	As of December 31, 2025, included up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On March 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

METALS ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$326,947	$483,518
Loss from operations	(326,947)	(483,518)

Other income:
Interest earned on cash and marketable securities held in Trust Account	2,078,092	2,411,975

Net income	$1,751,145	$1,928,457

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	23,000,000	13,850,829

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.06	$0.09

Basic weighted average shares outstanding, Class B non-redeemable ordinary shares (1)	7,666,667	7,268,877

Basic net income per share, Class B non-redeemable ordinary shares	$0.06	$0.09

Diluted weighted average shares outstanding, Class B non-redeemable ordinary shares	7,666,667	7,666,667

Diluted net income per share, Class B non-redeemable ordinary shares	$0.06	$0.09

(1)	Up to March 13, 2026, excluded 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On March 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

METALS ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — December 31, 2025	—	$—	7,666,667	$767	$24,233	$(21,489)	$3,511

Sale of 5,066,666 Private Placement Warrants	—	—	—	—	7,600,000	—	7,600,000

Fair value of Public Warrants at issuance	—	—	—	—	3,020,667	—	3,020,667

Allocated value of transaction costs to Class A shares	—	—	—	—	(211,721)	—	(211,721)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(10,433,179)	(7,191,550)	(17,624,729)

Net income	—	—	—	—	—	177,312	177,312

Balance – March 31, 2026 (Unaudited)	—	—	7,666,667	767	—	(7,035,727)	(7,034,960)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,078,092)	(2,078,092)

Net income	—	—	—	—	—	1,751,145	1,751,145

Balance – June 30, 2026 (Unaudited)	—	$—	7,666,667	$767	$—	$(7,362,674)	$(7,361,907)

(1)	As of December 31, 2025, included up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On March 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

METALS ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,928,457
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operating costs through promissory note	95,682
Interest earned on cash and marketable securities held in Trust Account	(2,411,975)
Changes in operating assets and liabilities:
Prepaid expenses	(45,306)
Short term prepaid insurance	(89,091)
Long term prepaid insurance	(56,933)
Deferred legal fee	3,615
Accrued expenses	136,711
Net cash used in operating activities	(438,840)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,399,999
Proceeds from sale of Private Placement Warrants	7,600,000
Repayment of promissory note - related party	(277,312)
Payment of offering costs	(394,422)
Net cash provided by financing activities	232,328,265

Net Change in Cash	1,889,425
Cash – Beginning of period	—
Cash – End of period	$1,889,425

Non-cash investing and financing activities:
Offering costs included in accrued offering costs and accounts payable	$157,017
Offering costs paid through promissory note – related party	$138,462
Offering costs applied to prepaid services	$5,106
Deferred underwriting fee payable	$9,200,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from November 28, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes paid or payable on the interest earned on the Trust Account) on the date of the execution of a definitive agreement into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Following the closing of the Initial Public Offering, on March 13, 2026, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in the trust account (the “Trust Account”), with U.S.-based trust account, Continental Stock Transfer & Trust Company, acting as trustee. The funds held in the Trust Account are invested, at the Company’s election, in (i) U.S. government treasury obligations with a maturity of 185 days or less, (ii) money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, or (iii) interest-bearing demand deposit accounts or cash held in deposit accounts, in each case until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

JUNE 30, 2026

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

Subsequent to March 31, 2026, the Company directed Continental Stock Transfer & Trust Company (“Continental”), as trustee, to reinvest the funds held in the Trust Account from an interest-bearing demand deposit account into U.S. government treasury obligations with a maturity of 185 days or less, in accordance with the investment options permitted under the Company’s Investment Management Trust Agreement with Continental, signed in connection with the Initial Public Offering (the “Trust Agreement”). This change does not affect the amount held in the Trust Account or the Company’s ability to complete a Business Combination within the completion window.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to June 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (the “Promissory Note”) (see Note 5) and the proceeds from the sale of Private Placement Warrants in a private placement to the Sponsor, Cohen & Company Capital Markets, Jett Capital Advisors, LLC and Sternship Advisers Pty Ltd. At June 30, 2026, the Company had cash of $1,889,425 and a working capital surplus of $1,784,775.

In connection with the Company’s assessment of going concern in accordance with FASB ASC 205-40, Presentation of Financial Statements - Going Concern, the Company does not believe it will need to raise additional funds in order to meet the expenditures required to operate its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Warrants, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 12, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 19, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments outside the Trust Account with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,889,425 and $0 and did not have any cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account, amounted to $232,411,975. At December 31, 2025, there were no assets held in the Trust Account. Interest and dividends earned from investments in these securities are included in the accompanying unaudited condensed statements of operations. The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no direct taxes in the Cayman Islands, and accordingly, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. At December 31, 2025, there were no Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(3,020,667)
Public Shares issuance costs	(14,270,179)
Plus:
Accretion for Class A ordinary shares to redemption amount	17,624,729
Class A ordinary shares subject to possible redemption, March 31, 2026	$230,333,883
Plus:
Accretion for Class A ordinary shares to redemption amount	2,078,092
Class A ordinary shares subject to possible redemption, June 30, 2026	$232,411,975

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Company has two classes of ordinary shares, Class A ordinary Shares and Class B ordinary shares, par value $0.0001 (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of Ordinary Shares. This presentation assumes a Business Combination as the most likely outcome. Net income per Ordinary Share is calculated by dividing the net income by the weighted average Ordinary Shares outstanding for the respective period.

The calculation of diluted net income per Ordinary Share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 12,733,333 Class A ordinary shares in the calculation of diluted net income per Ordinary Share, because their exercise is contingent upon future events.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of the Over-Allotment Option. For diluted earnings per share, since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with FASB ASC Topic 480-10-S99-3A, Distinguishing Liabilities from Equity (“ASC 480-10-S99”), the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share.

The following tables reflect the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$1,313,359	$437,786	$1,264,730	$663,727
Denominator:
Basic weighted average ordinary shares outstanding	23,000,000	7,666,667	13,850,829	7,268,877
Basic net income per ordinary share	$0.06	$0.06	$0.09	$0.09

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,313,359	$437,786	$1,241,349	$687,108
Denominator:
Diluted weighted average ordinary shares outstanding	23,000,000	7,666,667	13,850,829	7,666,667
Diluted net income per ordinary share	$0.06	$0.06	$0.09	$0.09

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance requires public business entities to provide additional disclosures in the notes to the financial statements that disaggregate certain expense captions presented on the face of the income statement into specified categories, including employee compensation, depreciation, amortization, and certain other expenses. The guidance does not change the presentation, recognition, or measurement of expenses in the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect that the adoption of ASU 2024-03 will have on its financial statement disclosures. The Company does not expect the adoption of this guidance to have an impact on its financial position, results of operations, or cash flows, as the standard only affects disclosure requirements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The Founder Shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the units sold in the Initial Public Offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights, (iii) in connection with their receipt of Founder Shares and/or Private Placement Warrants and their appointment as directors and/or officers, as applicable, the Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed, for no additional consideration, to (A) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (1) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the completion window or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Company’s initial Business Combination within the completion window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account, and vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination, (iv) the Founder Shares are automatically convertible into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the Company’s initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the amended and restated memorandum and articles of association, and (v) prior to the closing of the Company’s initial Business Combination, only holders of Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our amended and restated memorandum and articles of association or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Founder Shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor and the underwriters), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Company’s initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Company’s Sponsor or any of its affiliates or to the Company’s officers and directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

Promissory Note — Related Party

On December 12, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2026 or the date on which the Company consummates the Initial Public Offering of its securities. As of June 30, 2026 and December 31, 2025, the Company had borrowed $277,312 and $43,168, respectively, which has been paid in full by the Company at the closing of the Initial Public Offering and the borrowings under the promissory note are no longer available.

Administrative Support Agreement

Commencing on March 11, 2026, the date that the Company’s securities are first listed in New York Stock Exchange, the Company’s Sponsor agreed to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $20,000 per month during the 24-month period to complete a Business Combination. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company incurred $60,000 and $80,000 in fees for these services, respectively. The Company paid a total of $80,000 and $100,000 for the three and six months ended June 30, 2026, respectively, of which $20,000 is included in prepaid expenses in the accompanying condensed balance sheets.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Warrants, at a price of $1.50 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of June 30, 2026 and December 31, 2025.

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

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026, there were no Class A ordinary shares issued or outstanding, excluding 23,000,000 shares subject to possible redemption. At December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 7,666,667 Class B ordinary shares issued and outstanding.

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

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Warrants — As of June 30, 2026, there were 12,733,333 Warrants outstanding, including 7,666,667 Public Warrants and 5,066,666 Private Placement Warrants. At December 31, 2025, there were no warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement filed in connection with the Initial Public Offering or a new registration statement covering the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use the Company’s commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

JUNE 30, 2026

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At June 30, 2026, assets held in the Trust Account were comprised of $333,955 in cash and $232,078,020 in U.S. Treasury securities. During the three and six months ended June 30, 2026, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at June 30, 2026 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
June 30, 2026	U.S. Treasury Securities (Matures on 7/2/2026)	1	$232,078,020	$825	$232,078,845

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

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their unaudited condensed financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker ("CODM"), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Executive Chair, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Cash	$1,889,425	$—
Cash and marketable securities held in Trust Account	$232,411,975	$—

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$326,947	$483,518
Interest earned on cash and marketable securities held in Trust Account	$2,078,092	$2,411,975

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

The CODM reviews interest earned on cash and marketable securities held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after June 30, 2026 up to the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 28, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,751,145, which consists of interest income earned on cash and marketable securities held in Trust Account of $2,078,092, offset by general and administrative expenses of $326,947.

For the six months ended June 30, 2026, we had a net income of $1,928,457, which consists of interest income earned on cash and marketable securities held in Trust Account of $2,411,975, offset by general and administrative expenses of $483,518.

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

For the six months ended June 30, 2026, cash used in operating activities was $438,840. Net income of $1,928,457 was affected by interest earned on cash and marketable securities held in Trust Account of $2,411,975 and payment of operating costs through promissory note $95,682. Changes in operating assets and liabilities used $51,004 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $232,411,975 (including $2,411,975 of interest earned) consisting of U.S Treasury funds. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (net of taxes paid or payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $1,889,425. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates and Standards

The preparation of the financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our financial statements and notes thereto included elsewhere in this Report could be materially affected. One of the more significant accounting estimates included in the unaudited condensed financial statements included elsewhere in this Quarterly Report is the determination of the fair value of the Public Warrants and Private Placement Warrants issued during the consummation of our Initial Public Offering and Private Placement. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

None

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

METALS ACQUISITION CORP. II

Date: August 12, 2026	By:	/s/ Michael James McMullen
	Name:	Michael James McMullen
	Title:	Director and Executive Chair
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Morné Engelbrecht
	Name:	Morné Engelbrecht
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

