Form 10-Q
period 2026-09-30
Metals Acquisition Corp. II
filed 2026-11-13
CIK 2107724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 13, 2026, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

METALS ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

METALS ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$1,553,364	$—
Prepaid expenses	40,739	25,000
Short-term prepaid insurance	85,729	—
Total Current Assets	1,679,832	25,000

Deferred offering costs	—	107,072
Long-term prepaid insurance	35,876	—
Cash and marketable securities held in Trust Account	234,591,392	—
Total Assets	$236,307,100	$132,072

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity
Liabilities
Current liabilities
Accrued expenses	$844,648	$7,221
Accrued offering costs	30,000	78,172
Promissory note – related party	—	43,168
Total Current liabilities	874,648	128,561

Deferred legal fee	6,456	—
Deferred underwriting fee payable	9,200,000	—
Total Liabilities	10,081,104	128,561

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 and 0 shares at redemption value of $10.20 and $0 per share as of September 30, 2026 and December 31, 2025, respectively	234,591,392	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of September 30, 2026 and December 31, 2025 (1)	767	767
Additional paid-in capital	—	24,233
Accumulated deficit	(8,366,163)	(21,489)
Total Shareholders’ (Deficit) Equity	(8,365,396)	3,511
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity	$236,307,100	$132,072

(1)	As of December 31, 2025, included up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On March 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

METALS ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
General and administrative expenses	$1,003,489	$1,487,007
Loss from operations	(1,003,489)	(1,487,007)

Other income:
Interest earned on cash and marketable securities held in Trust Account	2,179,417	4,591,392

Net income	$1,175,928	$3,104,385

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	23,000,000	16,934,066

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.04	$0.13

Basic weighted average shares outstanding, Class B non-redeemable ordinary shares (1)	7,666,667	7,402,931

Basic net income per share, Class B non-redeemable ordinary shares	$0.04	$0.13

Diluted weighted average shares outstanding, Class B non-redeemable ordinary shares	7,666,667	7,666,667

Diluted net income per share, Class B non-redeemable ordinary shares	$0.04	$0.13

(1)	Up to March 13, 2026, excluded 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On March 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

METALS ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — December 31, 2025	—	$—	7,666,667	$767	$24,233	$(21,489)	$3,511

Sale of 5,066,666 Private Placement Warrants	—	—	—	—	7,600,000	—	7,600,000

Fair value of Public Warrants at issuance	—	—	—	—	3,020,667	—	3,020,667

Allocated value of transaction costs to Class A shares	—	—	—	—	(211,721)	—	(211,721)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(10,433,179)	(7,191,550)	(17,624,729)

Net income	—	—	—	—	—	177,312	177,312

Balance – March 31, 2026 (Unaudited)	—	—	7,666,667	767	—	(7,035,727)	(7,034,960)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,078,092)	(2,078,092)

Net income	—	—	—	—	—	1,751,145	1,751,145

Balance – June 30, 2026 (Unaudited)	—	—	7,666,667	767	—	(7,362,674)	(7,361,907)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,179,417)	(2,179,417)

Net income	—	—	—	—	—	1,175,928	1,175,928

Balance – September 30, 2026 (Unaudited)	—	$—	7,666,667	$767	$—	$(8,366,163)	$(8,365,396)

(1)	As of December 31, 2025, included up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On March 13, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

METALS ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$3,104,385
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operating costs through promissory note	95,682
Interest earned on cash and marketable securities held in Trust Account	(4,591,392)
Changes in operating assets and liabilities:
Prepaid expenses	(20,845)
Short-term prepaid insurance	(85,729)
Long-term prepaid insurance	(35,876)
Deferred legal fee	6,456
Accrued expenses	837,418
Net cash used in operating activities	(689,901)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,399,999
Proceeds from sale of Private Placement Warrants	7,600,000
Repayment of promissory note - related party	(277,312)
Payment of offering costs	(479,422)
Net cash provided by financing activities	232,243,265

Net Change in Cash	1,553,364
Cash – Beginning of period	—
Cash – End of period	$1,553,364

Non-cash investing and financing activities:
Offering costs included in accrued offering costs and accounts payable	$157,017
Offering costs paid through promissory note – related party	$138,462
Offering costs applied to prepaid services	$5,106
Deferred underwriting fee payable	$9,200,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from November 28, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is MAC Partners LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 11, 2026. On March 13, 2026, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units”), which includes the full exercise by the underwriters of their over-allotment option of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (each “Public Warrant”, and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,066,666 Private Placement Warrants (each, a “Private Placement Warrant”, and collectively the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,600,000.  Of those 5,066,666 Private Placement Warrants, the Sponsor purchased 3,533,333 Private Placement Warrants, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, purchased 1,226,666 Private Placement Warrants, Jett Capital Advisors, LLC purchased 230,000 Private Placement Warrants and Sternship Advisers Pty Ltd purchased 76,667 Private Placement Warrants.

Transaction costs amounted to $14,481,900, consisting of $4,600,000 of cash underwriting fees, $9,200,000 of deferred underwriting fees, and $681,900 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes paid or payable on the interest earned on the Trust Account) on the date of the execution of a definitive agreement into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Following the closing of the Initial Public Offering, on March 13, 2026, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in the trust account (the “Trust Account”), maintained in the United States, with Continental Stock Transfer & Trust Company acting as trustee. The funds held in the Trust Account are invested, at the Company’s election, in (i) U.S. government treasury obligations with a maturity of 185 days or less, (ii) money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, or (iii) interest-bearing demand deposit accounts or cash held in deposit accounts, in each case until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The Company will have until 24 months from the closing of the Initial Public Offering to complete a Business Combination (the “completion window”). However, if the Company anticipates that it may not be able to consummate a Business Combination within 24 months from the closing of the Initial Public Offering, the Company may, but is not obligated to, by resolution of the board if requested by the initial shareholder, extend the period of time to consummate a Business Combination and the Company may seek shareholder approval to amend the amended and restated memorandum and articles of association to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of Public Shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of taxes paid or payable (excluding any 1% U.S. federal excise tax on stock repurchases under the Inflation Reduction Act of 2022, or similar tax, that is imposed on the Company, if any) and up to $100,000 of interest to pay liquidation expenses) and not previously released to the Company pursuant to permitted withdrawals, divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law. For the avoidance of doubt, the time to complete a Business Combination shall not be extended beyond 24 months without a shareholder vote. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the completion window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond its control, including geopolitical instability and military conflicts, changes in trade policies (including the imposition of, or increases in, tariffs and retaliatory measures by other countries), downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates and volatility in commodity prices. These factors could, among other things, increase market volatility, reduce liquidity in the capital markets, adversely affect the Company’s ability to raise third-party financing on acceptable terms, and affect the operations and valuation of potential target businesses. The Company cannot at this time predict the likelihood of one or more of these events, their duration or magnitude, or the extent to which they may negatively impact the Company’s business and its ability to complete an initial Business Combination. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to September 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (the “Promissory Note”) (see Note 5) and the proceeds from the sale of Private Placement Warrants in a private placement to the Sponsor, Cohen & Company Capital Markets, Jett Capital Advisors, LLC and Sternship Advisers Pty Ltd. At September 30, 2026, the Company had cash of $1,553,364 and a working capital surplus of $805,184.

In connection with the Company’s assessment of going concern in accordance with FASB ASC 205-40, Presentation of Financial Statements - Going Concern, management has determined that the Company may not have sufficient liquidity to meet its anticipated obligations, including the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination, through one year from the date of issuance of these unaudited condensed financial statements. The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs (see Note 5). Accordingly, the Company may not be able to obtain additional financing. Management is developing plans to mitigate these conditions, which may include obtaining Working Capital Loans from the Sponsor or its affiliates (see Note 5), managing the Company’s costs and completing a Business Combination. These plans have not been finalized, and there is no assurance that they will be implemented or that a Business Combination will be completed. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of issuance of these unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 12, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 19, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments outside the Trust Account with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,553,364 and $0 and did not have any cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account amounted to $234,591,392. At December 31, 2025, there were no assets held in the Trust Account. Interest and dividends earned from investments in these securities are included in the accompanying unaudited condensed statements of operations. The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, Investments - Debt and Equity Securities. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Offering costs are charged to temporary equity or permanent equity based upon the relative fair value of the proceeds received from the Units sold upon the completion of the Initial Public Offering. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, are charged to operations. Offering costs are charged to temporary equity or permanent equity based upon the relative fair value of the proceeds received from the financial instruments sold upon completion of the Initial Public Offering and Private Placement.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Income Taxes (“ASC 740”). FASB ASC Topic 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. FASB ASC Topic 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

FASB ASC Topic 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. FASB ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited condensed financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no direct taxes in the Cayman Islands, and accordingly, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s condensed balance sheets. At December 31, 2025, there were no Class A ordinary shares subject to possible redemption. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(3,020,667)
Public Shares issuance costs	(14,270,179)
Plus:
Accretion for Class A ordinary shares to redemption amount	17,624,729
Class A ordinary shares subject to possible redemption, March 31, 2026	$230,333,883
Plus:
Accretion for Class A ordinary shares to redemption amount	2,078,092
Class A ordinary shares subject to possible redemption, June 30, 2026	$232,411,975
Plus:
Accretion for Class A ordinary shares to redemption amount	2,179,417
Class A ordinary shares subject to possible redemption, September 30, 2026	$234,591,392

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

SEPTEMBER 30, 2026

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

The following tables reflect the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$881,946	$293,982	$2,160,080	$944,305
Denominator:
Basic weighted average ordinary shares outstanding	23,000,000	7,666,667	16,934,066	7,402,931
Basic net income per ordinary share	$0.04	$0.04	$0.13	$0.13

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$881,946	$293,982	$2,136,922	$967,463
Denominator:
Diluted weighted average ordinary shares outstanding	23,000,000	7,666,667	16,934,066	7,666,667
Diluted net income per ordinary share	$0.04	$0.04	$0.13	$0.13

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance requires public business entities to provide additional disclosures in the notes to the financial statements that disaggregate certain expense captions presented on the face of the income statement into specified categories, including employee compensation, depreciation, amortization, and certain other expenses. The guidance does not change the presentation, recognition, or measurement of expenses in the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect that the adoption of ASU 2024-03 will have on its financial statement disclosures. The Company does not expect the adoption of this guidance to have an impact on its financial position, results of operations, or cash flows, as the standard only affects disclosure requirements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,066,666 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $7,600,000. Of those 5,066,666 Private Placement Warrants, the Sponsor purchased 3,533,333 Private Placement Warrants, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC purchased 1,226,666 Private Placement Warrants, Jett Capital Advisors, LLC purchased 230,000 Private Placement Warrants and Sternship Advisers Pty Ltd purchased 76,667 Private Placement Warrants.

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

The Founder Shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the units sold in the Initial Public Offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights, (iii) in connection with their receipt of Founder Shares and/or Private Placement Warrants and their appointment as directors and/or officers, as applicable, the Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed, for no additional consideration, to (A) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (1) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the completion window or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Company’s initial Business Combination within the completion window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account, and vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination, (iv) the Founder Shares are automatically convertible into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the Company’s initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the amended and restated memorandum and articles of association, and (v) prior to the closing of the Company’s initial Business Combination, only holders of Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the Company’s amended and restated memorandum and articles of association or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

With certain limited exceptions, the Founder Shares are not transferable, assignable or saleable (except to the Company’s officers and directors and other persons or entities affiliated with the Company’s Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) 180 days after the completion of the Company’s initial Business Combination or earlier if, subsequent to the initial Business Combination, the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the closing of the initial Business Combination, and (B) the date following the completion of the Company’s initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On December 12, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2026 or the date on which the Company consummates the Initial Public Offering of its securities. As of September 30, 2026 and December 31, 2025, the Company had borrowed $277,312 and $43,168, respectively, which has been paid in full by the Company at the closing of the Initial Public Offering and the borrowings under the promissory note are no longer available.

Administrative Support Agreement

Commencing on March 11, 2026, the date that the Company’s securities were first listed in New York Stock Exchange, the Company’s Sponsor agreed to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the Sponsor $20,000 per month during the 24-month period to complete a Business Combination. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2026, the Company incurred $60,000 and $140,000 in fees for these services, respectively. The Company paid a total of $60,000 and $160,000 for the three and nine months ended September 30, 2026, respectively, of which $20,000 is included in prepaid expenses in the accompanying condensed balance sheets.

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Warrants, at a price of $1.50 per warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of September 30, 2026 and December 31, 2025.

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

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 7. SHAREHOLDERS’ (DEFICIT) EQUITY

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026, there were no Class A ordinary shares issued or outstanding, excluding 23,000,000 shares subject to possible redemption. At December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 7,666,667 Class B ordinary shares issued and outstanding.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Prior to the closing of the initial Business Combination, only holders of Class B ordinary shares (i) will have the right to appoint and remove directors prior to or in connection with the completion of the initial Business Combination and (ii) will be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the Company’s amended and restated memorandum and articles of association or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). On any other matters submitted to a vote of shareholders prior to or in connection with the completion of the initial Business Combination, holders of the Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, except as required by law.

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

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Warrants — As of September 30, 2026, there were 12,733,333 Warrants outstanding, including 7,666,667 Public Warrants and 5,066,666 Private Placement Warrants. At December 31, 2025, there were no warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Once the warrants become exercisable, the Company may call the warrants for redemption for cash:

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholder or its affiliates, without taking into account any Founder Shares or Private Placement Shares held by the initial shareholder or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, Investments - Debt and Equity Securities. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At September 30, 2026, assets held in the Trust Account were comprised of $95 in cash and $234,591,297 in U.S. Treasury securities. During the three and nine months ended September 30, 2026, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s held-to-maturity securities carried at amortized cost, with fair value disclosed only at September 30, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at September 30, 2026 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
September 30, 2026	U.S. Treasury Securities (Matures on 10/1/2026)	1	$234,591,297	$23,703	$234,615,000

The fair value of the Public Warrants is $3,020,667, or $0.39 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ (deficit) equity and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

March 13, 2026
Underlying stock price	$9.99
Exercise price	$11.50
Volatility	5.00%
Risk-free rate	3.99%
Weighted term (years)	7.00
Implied market adjustment	28.7%

METALS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their unaudited condensed financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Executive Chair, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	September 30, 2026	December 31, 2025
Cash	$1,553,364	$—
Cash and marketable securities held in Trust Account	$234,591,392	$—

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
General and administrative expenses	$1,003,489	$1,487,007
Interest earned on cash and marketable securities held in Trust Account	$2,179,417	$4,591,392

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after September 30, 2026, up to the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 28, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,175,928, which consists of interest income earned on cash and marketable securities held in Trust Account of $2,179,417, offset by general and administrative expenses of $1,003,489.

For the nine months ended September 30, 2026, we had a net income of $3,104,385, which consists of interest income earned on cash and marketable securities held in Trust Account of $4,591,392, offset by general and administrative expenses of $1,487,007.

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

For the nine months ended September 30, 2026, cash used in operating activities was $689,901. Net income of $3,104,385 was affected by interest earned on cash and marketable securities held in Trust Account of $4,591,392 and payment of operating costs through promissory note $95,682. Changes in operating assets and liabilities provided $701,424 of cash for operating activities.

As of September 30, 2026, we had marketable securities held in the Trust Account of $234,591,392 (including $4,591,392 of interest earned) consisting of U.S Treasury funds. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (net of taxes paid or payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $1,553,364. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, Presentation of Financial Statements - Going Concern, management has determined that we may not have sufficient liquidity to meet our anticipated obligations, including the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination, through one year from the date of issuance of the unaudited condensed financial statements included in this Quarterly Report. The Sponsor, or certain of our officers and directors or their affiliates, may, but are not obligated to, loan us funds, and we cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. Management is developing plans to mitigate these conditions, which may include obtaining Working Capital Loans from our Sponsor or its affiliates, managing our costs and completing a Business Combination. These plans have not been finalized. These conditions raise substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements included in this Quarterly Report do not include any adjustments that might result from our inability to continue as a going concern. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates and Standards

The preparation of the financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our financial statements and notes thereto included elsewhere in this Report could be materially affected. One of the more significant accounting estimates included in the unaudited condensed financial statements included elsewhere in this Quarterly Report is the determination of the fair value of the Public Warrants and Private Placement Warrants issued during the consummation of our Initial Public Offering and Private Placement. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

METALS ACQUISITION CORP. II

Date: November 13, 2026	By:	/s/ Michael James McMullen
	Name:	Michael James McMullen
	Title:	Director and Executive Chair
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Morné Engelbrecht
	Name:	Morné Engelbrecht
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

